Form 10QSB/A
period 1997-05-31
BUFFALO CAPITAL II LTD
filed 1997-07-15
CIK 1025842

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB/A

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

(unaudited)

                                      May 31, 1997
ASSETS
CURRENT ASSETS:
Cash and cash equivalents               3,731
OTHER ASSETS:
Organizational costs (net
of amortization)                          255

TOTAL CURRENT
  ASSETS                                3,986

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                          -0-

STOCKHOLDERS' EQUITY
Common stock, no par value;                 -
100,000,000 shares authorized;
1,135,000 shares issued and
outstanding                             7,500
Preferred stock, no par value
10,000,000 shares authorized;
no shares issued and outstanding          -0-
Additional paid-in capital             60,450
Deficit accumulated
 during the
 development stage                   (63,964)
Total stockholders' equity              3,986

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 3,986

The accompanying notes are an integral part of these financial statements. Buffalo Capital II, Ltd.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT as of and for the nine months ended
MAY 31, 1997
(unaudited)

                              Three          Nine           Period from
                              Months         Months         Inception
                              Ended          Ended          (8/28/96) to
                              8/31/96        5/31/97        5/31/97

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

                              Three          Nine           Period from
                              Months         Months         Inception
                              Ended          Ended          (8/28/96) to
                              8/31/96        5/31/97        5/31/97
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

                                                            Deficit
                                                            accumulated    Total
                              Common Stock                  during the     stock-
                              Number of                     development    holder
                              shares           Amount       stage          equity

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share               15,000          7,500              -          7,500

Common stock issued
for services, August 1996
at $.0001 per share          2,400,000            240              -            240

Net loss for the period
ended August 31,
1996                                 -              -          (351)          (351)

Balance
August 31, 1996              2,415,000          7,740          (351)          7,389

Shares cancelled at
$.0001 per share           (2,280,000)              -              -              -

Record and reclass APIC
for services                         -          (240)              -         59,760

Rent provided at
 no charge                           -              -              -            450

Net loss for the period
 period ended May 31, 1997           -              -       (63,613)       (63,613)

Balance May 31, 1997           135,000          7,500       (63,964)          3,986

The accompanying notes are an integral part of these financial statements. Buffalo Capital II, Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (August 28, 1996)
to May 31, 1997
(page 2 of 2)


                                           Additional
                                              Paid-in
                                              Capital

Common stock issued for
cash and subscriptions,
receivable, August 1996
at $.50 per share                                   -

Common stock issued
for services, August 1996
at $.0001 per share                                 -

Net loss for the period
ended August 31, 1996                               -

Balance
August 31, 1996                                 (351)

Shares cancelled at
$.0001 per share                                    -

Record and reclass APIC
for services                                   60,000

Rent provided at
 no charge                                        450

Net loss for the period
 period ended May 31, 1997                          -

Balance May 31, 1997                           60,450

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

       (b) There have been no reports on Form 8-K for the quarter ending May 31, 1997.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUFFALO CAPITAL II, LTD.
(Registrant)

Date: July 15, 1997

/s/
Grant Peck, President